Form 10-Q
period 2014-06-30
PurpleReal.com Corp.
filed 2014-08-07
CIK 1599414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended: June 30, 2014

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from ____________ to _____________

Commission File No. 333-194307

PURPLEREAL.COM CORP.
(Exact name of small business issuer as specified in its charter)

FLORIDA	46-4036837
(State or other jurisdiction of incorporation or organization)	(I.R.S. Tax. I.D. No.)

6371 Business Blvd., Suite 200, Sarasota, Florida 34240
(Address of Principal Executive Offices)

(727) 415-4121
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer.☐	Accelerated filer. ☐
Non-accelerated filer. ☐ (Do not check if a smaller reporting company)	Smaller reporting company. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒  No  ☐

The number of shares outstanding of each of the issuer’s classes of common stock as of June 30, 2014:  1,900,000

Quick Link to Table of Contents

TABLE OF CONTENTS

Part I – Financial Information

Item 1.  Financial Statements

Item 2.  Management’s Discussion and Analysis and Results of Operation

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Item 4.  Controls and Procedures

Part II – Other Information

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Item 6.  Exhibits

Signatures

XBRL EXPLANATORY NOTE

Pursuant to Rule 406T of Regulation S-T, the XBRL files contained in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Quick Link to Table of Contents

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

PURPLEREAL.COM CORP.

Balance Sheet

 June 30, 2014 (unaudited) and

January 31, 2014 (audited)

		June 30, 2014 (unaudited)		January 31, 2014 (audited)
ASSETS
Current Assets:
Cash and Cash Equivalents		$15,364		$19,000
Total Current Assets		15,364		19,000
Equipment, net of Accumulated Depreciation
Total Assets		$$15,364		$19,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$			$92
Total Current Liabilities				92
Total Liabilities	$			$92

Stockholders' Equity:
Common Stock: 500,000,000 authorized, $.01 per share par value, 1,900,000 shares issued outstanding, respectively		19,000		19,000
Retained Earnings (Accumulated Deficit)		(3,636)		(92)
Total Equity		15,364		18,908
Total Liabilities and Stockholders' Equity (Deficit)	$	$ 15,364	$	$ 19,000

The accompanying footnotes are an integral part of the statements.

Quick Link to Table of Contents

PURPLEREAL.COM CORP.

Statements of Operations

For the Three Months Ended June 30, 2014 (unaudited) and

For the Period from Inception (January 15, 2014) through June 30, 2014 (unaudited)

	Inception through June 30, 2014 (unaudited)	Three Months Ended June 30, 2014 (unaudited)
Revenue:	$-	$-

Expenses:
General and Administrative	3,636	1,395
Net (Loss) Profit	$(3,636)	$(1,395)

Basic and Diluted loss per share	$(0.00)	$(0.00)
Weighted average number of shares outstanding	1,900,000	1,900,000

The accompanying footnotes are an integral part of the statements.

Quick Link to Table of Contents

PURPLEREAL.COM CORP.

Statements Cash Flows

For the Period From Inception (January 15, 2014) Through June 30, 2014 (unaudited)

From Inception (January 15, 2014) to June 30, 2014 (unaudited)
Cash Flows from Operating Activities:
Net Income (loss)	$(3,636)

Changes in Operating Assets and Liabilities:
Accounts Payable	-
Net Cash (Used In) Provided by Operating Activities	(3,636)

Cash Flows from Financing Activities:
Proceeds from Sale of Stock	19,000
Net Cash Provided by Financing Activities	19,000

Net change in Cash and Cash Equivalents	15,364

Cash and Cash Equivalents, Beginning of Period	-
Cash and Cash Equivalents, End of Period	$15,364

Supplemental Cash Flow Information
Cash paid for interest	-
Cash paid for taxes	-

The accompanying footnotes are an integral part of the statements.

Quick Link to Table of Contents

PurpleReal.com Corp.

Notes to Financial Statements

June 30, 2014 (unaudited)

NOTE 1.

BUSINESS DESCRIPTION AND NATURE OF OPERATIONS

Organization

Purplereal.com Corp. (the “Company”), incorporated under the laws of the State of Florida on January 15, 2014, is an internet reseller of costume jewelry and silk clothing items that are purple in color, via the website www.purplereal.com.

NOTE 2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Use of Estimates

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information regarding the Company’s significant accounting policies, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Registration Statement on Form S-1 declared effective by the Securities and Exchange Commission on July 7, 2014.

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the period ended June 30, 2014; (b) the financial position at June 30, 2014; and (c) cash flows for the period ended June 30, 2014, have been made. Management believes that these estimates are reasonable and have been discussed with the Board of Directors; however, actual results could differ from those estimates

Our financial statements may not be comparable to companies that comply with public company effective dates.  Due to our election  not to opt out of the extended transition period that allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. Our fiscal year end is December 31.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company had no sales for the second fiscal period and net loss of ($3,636) for the period ended June 30, 2014. These factors raise minimal doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company is somewhat dependent on its ability to obtain clients and investment capital from future funding opportunities to fund the current and planned operating levels.  No assurance can be given that the Company will be successful in these efforts.

Cash and Cash Equivalents

The cash is maintained with a major financial institution in the United States.  Deposits with this bank may exceed the amount of insurance provided on such deposits.  Generally, these deposits may be redeemed on demand and, therefore, bear minimal risk.  The

Quick Link to Table of Contents

Company considers all highly liquid investments purchased with an original maturity of six months or less to be cash equivalents.

Stock-Based Compensation

The Company accounts for stock-based instruments issued to employees in accordance with ASC Topic 718.  ASC Topic 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees.  The value of the portion of an award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method. The Company accounts for non-employee share-based awards in accordance with the measurement and recognition provisions ASC Topic 505-50.  The Company estimates the fair value of stock options at the grant date by using the Black-Scholes option-pricing model.

Income Taxes

The Company accounts for income taxes under FASB ASC 740 “Income Taxes.” Under the asset and liability method of FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

Net Earnings (Loss) Per Share

Basic earnings Per Share,” per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period.   At June 30, 2014 there were no potentially dilutive securities.

Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to June 30, 2014 through the date these financial statements were issued.

NOTE 3.

RELATED PARTY TRANSACTIONS

The shareholders may borrow and loan money to the Company as needed.   During the period from inception (January 15, 2014) through June 30, 2014, shareholders have not advanced the Company any funds for operating expenses.

NOTE 4.

COMMITMENTS AND CONTINGENCIES

Quick Link to Table of Contents

Legal

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of June 30, 2014, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations, except as noted.

Other Commitments

The Company will enter into various contracts or agreements in the normal course of business whereby such contracts or agreements may contain commitments.  There are no firm commitments as of June 30, 2014.

The Company rents office space in Sarasota, Florida on a month by month basis. The monthly rent is $150.

NOTE 5.

STOCKHOLDERS’ EQUITY

During the period from inception (January 15, 2014) through June 30, 2014, the Company did not issue any additional shares.

As of June 30, 2014, there were 1,900,000 shares issued and outstanding.

The Company has no options or warrants outstanding in either year.

NOTE 6.

INCOME TAX

As of June 30, 2014, the Company has net operating losses from operations. The carry forwards expire through the year 2029. The Company’s net operating loss carry forward may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code. A valuation allowance has been applied due to the uncertainty of realization.

NOTE 7.

SUBSEQUENT EVENTS

No events have occurred subsequent to the balance sheet date through the date these financial statements were issued that would require disclosure in or adjustment to the financial statements.

Quick Link to Table of Contents

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATION

The following discussion should be read in conjunction with our financial statements and the notes thereto.

Forward-Looking Statements

This quarterly report contains forward-looking statements relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this Report, the words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect management’s current view of us concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: our potential inability to raise additional capital, the possibility that third parties hold proprietary rights that preclude us from marketing our products, the emergence of additional competing technologies, changes in domestic and foreign laws, regulations and taxes, changes in economic conditions, a general economic downturn, a downturn in the securities markets, Securities and Exchange Commission regulations which affect trading in the securities of “penny stocks,” and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this Report as anticipated, estimated or expected.

Use of Certain Defined Terms

Except as otherwise indicated by the context, references in this report to "Purplereal.com Corp." "we," "us," or "our" and the "Company" are references to the business of Purplereal.com Corp.

Use of GAAP Financial Measures

We use GAAP financial measures in the section of this quarterly report captioned “Management’s Discussion and Analysis and Results of Operation.” All of the GAAP financial measures used by us in this report relate to the inclusion of financial information.

Overview

This subsection of MD&A is an overview of the important factors that management focuses on in evaluating our businesses, financial condition and operating performance, our overall business strategy and our earnings for the periods covered.

General

Purplereal.com Corp. is seeking to increase operations in the sales of costume jewelry and silk clothing items that are purple in color. We have a limited operating history and have generated no revenues in the periods in which we have been developing our operations.  We are currently offering free purple t-shirts on our website as a pre-opening special.

We have had discussions with suppliers of products that will sell us products with wholesale pricing so that we may begin to populate our website with pictures of various items and lines of products that we will sell.

Our Board of Directors believes that we can operate during the next twelve months to begin increasing producing revenues for the company.  However, it may take years to generate business and revenues and future cash flows, if any, are impossible to predict at this time.

We may raise cash from sources other than our operations. Our only other source for cash at this time is investment by others in the Company.

Employees

As of June 30, 2014, there are two (2) officers and directors who oversee the operations of the corporation.

Critical Accounting Policies

The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Our actual results could differ from those estimates.

Quick Link to Table of Contents

To be as accurate with our estimates as possible, we use our historical data to forecast our future results.  Deviations from our projections are addressed when our financials are reviewed on a monthly basis.  This allows us to be proactive in our approach to managing our business.  It also allows us to rely on proven data rather than having to make assumptions regarding our estimates.

Management does not believe that our actual results are related to any sensitivity in estimates made by management.  The year-end consistency of our results has shown that our prior year’s historical data is the best projector of our future results.

Income Taxes

The Company accounts for income taxes under FASB ASC 740 “Income Taxes.” Under the asset and liability method of FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

Impairment of Long-Lived Assets

Long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable.  When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset.  The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required.  If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset.  When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets.  We did not recognize any impairment losses for any periods presented.

Results of Operations

The following table provides a summary of the results of operations for the quarter ended June 30, 2014.

Results of Operations for the Period of Inception, January 15, 2014, through June 30, 2014

The following tables set forth key components of our results of operations and revenue for the period indicated in dollars.

Summary Results of Operations

	Period of Inception through June 30, 2014	Three Months Ended June 30, 2014
Revenue:	$-	$-
General and administrative expense	$3,636	$1,395
Income (loss) from operations	$(3,636)	$(1,395)

Net income (loss)	$(3,636)	$(1,395)
Income (loss) per share: basic and diluted	$(0.00)	$(0.00)

Income from Operations. For the period from inception through June 30, 2014, the company has not generated any revenue.  We showed a loss from operations of $3,636 while we focus on setting up our website and populating the site with items that we are going to sell.

Operating Expenses. Expenses were $3,636 for the period from inception through June 30, 2014.  The expenses are primarily related to our costs of telephones, rent, and website maintenance and hosting.

Net Income (Loss). As a result of the factors described above, we show a net loss of $(3,636) for the period from inception through June 30, 2014.   We believe the loss from operations will continue through December 31, 2014 as we continue to gain access to products that we will offer through our website.  We have begun a pre-opening giveaway of purple t-shirts to introduce the public to our website.

Liquidity and Capital Resources

Quick Link to Table of Contents

General. As of June 30, 2014 we had cash and cash equivalents of $15,364.

We have met our cash needs through the initial capital paid by our shareholders.  In the future we believe a combination of cash flows from operating activities and additional paid in capital (if any) will provide our cash needs. Our cash requirements are generally for general and administrative activities. We believe that our cash balance is sufficient to finance our cash requirements for expected operational activities through the next 12 months.

Our operating activities used cash of $3,636 for the period from inception through June 30, 2014.

We had no cash generated from financing activities other than the initial capital of $19,000 paid by our current shareholders at inception.

As of June 30, 2014, current assets exceeded current liabilities.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had no sales and a net loss of ($3,636) for the period from inception through June 30, 2014.  These factors raise doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company is dependent on its ability to obtain investors to fund the current operating levels.  No assurance can be given that the Company will be successful in these efforts.

Inflation

Inflation does not materially affect our business or the results of our operations.

Recent Accounting Pronouncements

The Company has carefully considered the new pronouncements that altered generally accepted accounting principles.  The Company does not believe that any new or modified principles will have a material impact on the Company’s reported financial position or operations in the near term.

Off-Balance Sheet Arrangements

We do not have any off-balance arrangements.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion about the Company’s market rate risk involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements.

In general, business enterprises can be exposed to market risks, including fluctuation in the unemployment rate, foreign currency exchange rates, and interest rates that can adversely affect the cost and results of operating, investing, and financing.

In seeking to minimize the risks and/or costs associated with such activities, the Company manages exposure to changes in the unemployment rate, interest rates and foreign currency exchange rates through its regular operating and financing activities. The Company does not utilize financial instruments for trading or other speculative purposes, nor does the Company utilize leveraged financial instruments or other derivatives.

Our operations will be conducted through the Internet and all payments made for our products and the cost of shipping and handling will be denominated in USD.

ITEM 4.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in the Company’s Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure.

Quick Link to Table of Contents

The Company’s management has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, management has concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective.

Changes in Internal Controls over Financial Reporting.

We had no significant changes in our internal controls during the period from inception through June 30, 2014.  Management concluded that there has been no change in our internal control over financial reporting during the period from inception through June 30, 2014, that has materially affected or is reasonably likely to affect our internal control over financial reporting.

Quick Link to Table of Contents

PART II – OTHER INFORMATION

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no sales of Purplereal.com Corp.'s common stock that were not registered under the Securities Act during the period of this report.

ITEM 6

EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation Filed on March 4, 2014 as Exhibit 3.1 to the issuer’s Registration Statement on Form S-1 (File No. 333-194307) and incorporated herein by reference.
3.3	By-Laws Filed on March 4, 2014 as Exhibit 3.3 to the issuer’s Registration Statement on Form S-1 (File No. 333-194307) and incorporated herein by reference.
5

Opinion Regarding Legality and Consent of Counsel by Harrison Law, P.A.

Filed on March 4, 2014 as Exhibit 5 to the issuer’s Registration Statement on Form S-1 (File No. 333-194307) and incorporated herein by reference.

14	Code of Ethics Filed on March 4, 2014 as Exhibit 14 to the issuer’s Registration Statement on Form S-1 (File No. 333-194307) and incorporated herein by reference.
31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Filed herewith
31.2	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Filed herewith
32	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith
101

Financial statements from the quarterly report on Form 10-Q of Purplereal.com Corp. for the quarter ended June 30, 2014, formatted in XBRL: (i) the Balance Sheet, (ii) the Statement of Income, (iii) the Statement of Cash Flows and (iv) the Notes to the Financial Statements.

Filed herewith

Quick Link to Table of Contents

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PURPLEREAL.COM CORP.

Dated: August 7, 2014	/s/ DIANE J. HARRISON
Diane J. Harrison
President, Director, Chairman of the Board

Dated: August 7, 2014	/s/ ANNA L. WILLIAMS
Anna L. Williams
Secretary, Treasurer, Chief Financial Officer, and Director