Form 10-Q
period 2014-09-30
PurpleReal.com Corp.
filed 2014-11-10
CIK 1599414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended: September 30, 2014

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from ____________ to _____________

Commission File No. 000-55249

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

Large accelerated filer.☐	Accelerated filer. ☐
Non-accelerated filer. ☐ (Do not check if a smaller reporting company)	Smaller reporting company. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒  No  ☐

The number of shares outstanding of each of the issuer’s classes of common stock as of November 7, 2014:  1,900,000

Quick Link to Table of Contents

TABLE OF CONTENTS

Part I – Financial Information

Item 1.  Financial Statements

Item 2.  Management’s Discussion and Analysis and Results of Operation

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Item 4.  Controls and Procedures

Part II – Other Information

Item 1.

Legal Proceedings

Item 1A.

Risk Factors

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.

Defaults Upon Senior Securities

Item 4.

Mine Safety Disclosures

Item 5.

Other Information

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

Quick Link to Table of Contents

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

PURPLEREAL.COM CORP.

Balance Sheets

 September 30, 2014 (unaudited) and

January 31, 2014 (audited)

		September 30, 2014 (unaudited)	January 31, 2014 (audited)
ASSETS
Current Assets:
Cash and Cash Equivalents		$8,524	$19,000
Total Current Assets		8,524	19,000
Equipment, net of Accumulated Depreciation
Total Assets		$$8,524	$19,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$		$92
Total Current Liabilities			92
Total Liabilities	$		$92

Stockholders' Equity:
Common Stock: 500,000,000 authorized, $.01 per share par value, 1,900,000 shares issued outstanding		19,000	19,000
Retained Earnings (Accumulated Deficit)		(10,476)	(92)
Total Equity		8,524	18,908
Total Liabilities and Stockholders' Equity (Deficit)		$8,524	$19,000

The accompanying footnotes are an integral part of the statements.

Quick Link to Table of Contents

PURPLEREAL.COM CORP.

Statements of Operations

For the Three Months Ended September 30, 2014 (unaudited) and

For the Period from Inception (January 15, 2014) through September 30, 2014 (unaudited)

	Inception through September 30, 2014 (unaudited)	Three Months Ended September 30, 2014 (unaudited)
Revenue:	$-	$-

Expenses:
General and Administrative	10,476	6,840
Net (Loss) Profit	$(10,476)	$(6,840)

Basic and Diluted loss per share	$(0.00)	$(0.00)
Weighted average number of shares outstanding	1,900,000	1,900,000

The accompanying footnotes are an integral part of the statements.

Quick Link to Table of Contents

PURPLEREAL.COM CORP.

Statements Cash Flows

For the Period From Inception (January 15, 2014) Through September 30, 2014 (unaudited)

From Inception (January 15, 2014) to September 30, 2014 (unaudited)
Cash Flows from Operating Activities:
Net Income (loss)	$(10,476)

Changes in Operating Assets and Liabilities:
Accounts Payable	-
Net Cash (Used In) Provided by Operating Activities	(10,476)

Cash Flows from Financing Activities:
Proceeds from Sale of Stock	19,000
Net Cash Provided by Financing Activities	19,000

Net change in Cash and Cash Equivalents	8,524

Cash and Cash Equivalents, Beginning of Period	-
Cash and Cash Equivalents, End of Period	$8,524

Supplemental Cash Flow Information
Cash paid for interest	-
Cash paid for taxes	-

The accompanying footnotes are an integral part of the statements.

Quick Link to Table of Contents

PurpleReal.com Corp.

Notes to Financial Statements

September 30, 2014 (unaudited)

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

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the period ended September 30, 2014; (b) the financial position at September 30, 2014; and (c) cash flows for the period ended September 30, 2014, have been made. Management believes that these estimates are reasonable and have been discussed with the Board of Directors; however, actual results could differ from those estimates

Our financial statements may not be comparable to companies that comply with public company effective dates.  Due to our election  not to opt out of the extended transition period that allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. Our fiscal year end is December 31.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company had no sales for the third fiscal period and net loss of ($10,476) for the period ended September 30, 2014. These factors raise minimal doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company is somewhat dependent on its ability to obtain clients and investment capital from future funding opportunities to fund the current and planned operating levels.  No assurance can be given that the Company will be successful in these efforts.

Cash and Cash Equivalents

The cash is maintained with a major financial institution in the United States.  Deposits with this bank may exceed the amount of insurance provided on such deposits.  Generally, these deposits may be redeemed on demand and, therefore, bear minimal risk.  The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

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

Quick Link to Table of Contents

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

Net Earnings (Loss) Per Share

Basic earnings Per Share,” per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period.   At September 30, 2014 there were no potentially dilutive securities.

Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to September 30, 2014 through the date these financial statements were issued.

NOTE 3.

RELATED PARTY TRANSACTIONS

The shareholders may borrow and loan money to the Company as needed.   During the period from inception (January 15, 2014) through September 30, 2014, shareholders have not advanced the Company any funds for operating expenses.

NOTE 4.

COMMITMENTS AND CONTINGENCIES

Legal

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of September 30, 2014, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations, except as noted.

Other Commitments

The Company will enter into various contracts or agreements in the normal course of business whereby such contracts or agreements may contain commitments.  There are no firm commitments as of September 30, 2014.

The Company rents office space in Sarasota, Florida on a month by month basis. The monthly rent is $150.

NOTE 5.

STOCKHOLDERS’ EQUITY

During the period from inception (January 15, 2014) through September 30, 2014, the Company did not issue any additional shares.

As of September 30, 2014, there were 1,900,000 shares issued and outstanding.

The Company has no options or warrants outstanding in either year.

NOTE 6.

INCOME TAX

As of September 30, 2014, the Company has net operating losses from operations. The carry forwards expire through the year 2029. The Company’s net operating loss carry forward may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code. A valuation allowance has been applied due to the uncertainty of realization.

NOTE 7.

SUBSEQUENT EVENTS

Quick Link to Table of Contents

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

Employees

As of September 30, 2014, there are two (2) officers and directors who oversee the operations of the corporation.

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

Results of Operations

The following table provides a summary of the results of operations for the quarter ended September 30, 2014.

Results of Operations for the Period of Inception, January 15, 2014, through September 30, 2014

The following tables set forth key components of our results of operations and revenue for the period indicated in dollars.

Summary Results of Operations

	Period of Inception through September 30, 2014	Three Months Ended September 30, 2014
Revenue:	$-	$-
General and administrative expense	$10,476	$6,840
Income (loss) from operations	$(10,476)	$(6,840)

Net income (loss)	$(10,476)	$(6,840)
Income (loss) per share: basic and diluted	$(0.00)	$(0.00)

Income from Operations. For the period from inception through September 30, 2014, the company has not generated any revenue.  We showed a loss from operations of $10,476 while we focus on setting up our website and populating the site with items that we are going to sell.

Operating Expenses. Expenses were $10,476 for the period from inception through September 30, 2014.  The expenses are primarily related to legal fees and our costs of telephones, rent, and website maintenance and hosting.

Net Income (Loss). As a result of the factors described above, we show a net loss of $(10,476) for the period from inception through September 30, 2014.   We believe the loss from operations will continue through December 31, 2014 as we continue to gain access to products that we will offer through our website.  We have begun a pre-opening giveaway of purple t-shirts to introduce the public to our website.

Liquidity and Capital Resources

Quick Link to Table of Contents

General. As of September 30, 2014 we had cash and cash equivalents of $8,524.

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

Our operating activities used cash of $10,476 for the period from inception through September 30, 2014.

We had no cash generated from financing activities other than the initial capital of $19,000 paid by our current shareholders at inception.

As of September 30, 2014, current assets exceeded current liabilities.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had no sales and a net loss of ($10,476) for the period from inception through September 30, 2014.  These factors raise doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company is dependent on its ability to obtain investors to fund the current operating levels.  No assurance can be given that the Company will be successful in these efforts.

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

Changes in Internal Controls over Financial Reporting.

We had no significant changes in our internal controls during the period from inception through September 30, 2014.  Management concluded that there has been no change in our internal control over financial reporting during the period from inception through September 30, 2014, that has materially affected or is reasonably likely to affect our internal control over financial reporting.

Quick Link to Table of Contents

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

None

ITEM 1A.

RISK FACTORS

Not applicable

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no sales of Purplereal.com Corp.'s common stock that were not registered under the Securities Act during the period of this report.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.

MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.

OTHER INFORMATION

None

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
101

Financial statements from the quarterly report on Form 10-Q of Purplereal.com Corp. for the quarter ended September 30, 2014, formatted in XBRL: (i) the Balance Sheets, (ii) the Statement of Income, (iii) the Statement of Cash Flows and (iv) the Notes to the Financial Statements.

Filed herewith

Quick Link to Table of Contents

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PURPLEREAL.COM CORP.

Dated: November 7, 2014	/s/ DIANE J. HARRISON
Diane J. Harrison
President, Director, Chairman of the Board

Dated: November 7, 2014	/s/ ANNA L. WILLIAMS
Anna L. Williams
Secretary, Treasurer, Chief Financial Officer