Form 10-Q/A
period 2014-06-30
PurpleReal.com Corp.
filed 2014-11-18
CIK 1599414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A-1

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

AMENDMENT EXPLANATORY NOTE

The purpose of this amendment no. 1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed with the Securities Exchange Commission on August 7, 2014 (the “Form 10-Q”), is to correct the signatories on Exhibits 31 and 32 Certifications and to remove any language that implied we have been operating for a year or more. Other than these changes and changes to the signature page, no other changes were made.

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

June 30, 2014 (unaudited) (continued)

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

The Company has no options or warrants outstanding.

Quick Link to Table of Contents

PurpleReal.com Corp.

Notes to Financial Statements

June 30, 2014 (unaudited) (continued)

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

Quick Link to Table of Contents

Liquidity and Capital Resources

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

Quick Link to Table of Contents

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

PURPLEREAL.COM CORP.

Dated: November 17, 2014	/s/ DIANE J. HARRISON
Diane J. Harrison
President, Director, Chairman of the Board

Dated: November 17, 2014	/s/ ANNA L. WILLIAMS
Anna L. Williams
Secretary, Treasurer, Chief Financial Officer, and Director